Form 10-K
period 2000-12-31
CPS AUTO RECEIVABLES TRUST 1998-4
filed 2001-04-02
CIK 1083188

UNITED STATES SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

DOCUMENTS INCORPORATED BY REFERENCE: Certain information from the definitive proxy statement of Consumer Portfolio Services, Inc., to be filed not later than April 30, 2001, is incorporated by reference into Part III of this report.

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

ITEM 2.  PROPERTIES.

         As of December 31, 2000, the pool consisted of the following number of Contracts with the following delinquency characteristics:

           DELINQUENCY EXPERIENCE OF CONTRACTS AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                           DOLLARS             NO.        %(1)
Outstandings                              $ 121,222          13,457
Delinquencies 30-59 days (2) (3)          $   4,359             463       4%
Delinquencies 60 and over (2) (3)         $   2,084             220       2%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         As of March 27, 2001 there is one security holder of record of each series of the Notes. The following are the classes of Notes outstanding as of the end of the reporting year:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The sole owner of the residual interest in the Trust (after payment of all amounts due or to become due to holders of the Notes) is CPS Receivables Corp. ("CPSR"). CPSR is a wholly owned subsidiary of the Sponsor. Information regarding the Sponsor and responsive to this Item 12 is incorporated by reference to the definitive proxy statement of the Sponsor to be filed not later than April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information regarding the Sponsor and responsive to this Item 12 is incorporated by reference to the definitive proxy statement of the Sponsor to be filed not later than April 30, 2001. The Trust has paid compensation to the Sponsor pursuant to the Sale and Servicing Agreement, a copy of which is included as an exhibit hereto.

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

         99.1 Annual Holders' Tax Statement (filed herein).

         99.2 Annual Independent Accountants' Servicing Report (filed herein).

         The Trust filed a total of twelve reports on Form 8-K during the year covered by this report. Information re such current reports is set forth in the following table:

Date of Report              Item(s) Reported          Financial Statements Filed
January 15, 2000            5,7                       None
February 15, 2000           5,7                       None
March 15, 2000              5,7                       None
April 15, 2000              5,7                       None
May 15, 2000                5,7                       None
June 15, 2000               5,7                       None
July 15, 2000               5,7                       None
August 15, 2000             5,7                       None
September 15, 2000          5,7                       None
October 15, 2000            5,7                       None
November 15, 2000           5,7                       None
December 15, 2000           5,7                       None

Each of the above reports was filed to include, as an exhibit thereto, the monthly servicer report of the Sponsor regarding the performance of receivables held by the Trust.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

CPS AUTO RECEIVABLES TRUST 1998-4 (Issuer with respect to the Notes)


 By: CONSUMER PORTFOLIO SERVICES, INC.

By: /S/ James L. Stock                                          March 30, 2001
    --------------------
James L. Stock
Sr. Vice President & Chief Financial Officer
Consumer Portfolio Services, Inc.