Form 10-K
period 2001-12-31
CPS AUTO RECEIVABLES TRUST 1998-4
filed 2002-04-01
CIK 1083188

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                        Commission file number: 333-63805


                       CPS AUTO RECEIVABLES TRUST 1998-4.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                          50-6510880
  (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                           Identification No.)


16355 LAGUNA CANYON ROAD, IRVINE, CALIFORNIA                      92618
  (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (949) 753-6800

       Securities registered pursuant to section 12(b) of the Act: None

       Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

DOCUMENTS INCORPORATED BY REFERENCE: Certain information from the definitive proxy statement of Consumer Portfolio Services, Inc., to be filed not later than April 30, 2002, is incorporated by reference into Part III of this report.

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

EXPLANATORY NOTE - THIS REPORT ON FORM 10-K IS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT WITH RESPECT TO ASSET-BACKED SECURITIES ISSUED IN A REGISTERED PUBLIC OFFERING BY A TRUST, CPS AUTO RECEIVABLES TRUST 1998-4, OF WHICH CONSUMER PORTFOLIO SERVICES, INC. WAS THE SPONSOR.


                                     PART I

ITEM 1.  BUSINESS

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


ITEM 2.  PROPERTIES

         As of December 31, 2001, the pool consisted of the following number of Contracts with the following delinquency characteristics:

           DELINQUENCY EXPERIENCE OF CONTRACTS AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                             Dollars       No.      % (1)
                                             ----------------------------

         Outstandings                        $56,821     9,208
         Delinquencies 30-59 days (2) (3)    $ 3,050       442     5.37%
         Delinquencies 60 and over (2) (3)   $ 2,982       428     5.25%
                                             ----------------------------

                  (1)      As a percent of amount of contracts outstanding
                  (2)      Delinquencies include principal amounts only
                  (3) The period of delinquency is based on the number of days


ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending involving the Trust.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         As of March 27, 2002 there is one security holder of record of each series of the Notes. The following are the classes of Notes outstanding as of the end of the reporting year:

         5.473% Class A-1 Notes
         5.790% Class A-2 Notes
         5.740% Class A-3 Notes
         5.690% Class A-4 Notes
         5.890% Class A-5 Notes

         There is no established public trading market for the above securities.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sole owner of the residual interest in the Trust (after payment of all amounts due or to become due to holders of the Notes) is CPS Receivables Corp. ("CPSR"). CPSR is a wholly owned subsidiary of the Sponsor. Information regarding the Sponsor and responsive to this Item 12 is incorporated by reference to the definitive proxy statement of the Sponsor to be filed not later than April 30, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding the Sponsor and responsive to this Item 12 is incorporated by reference to the definitive proxy statement of the Sponsor to be filed not later than April 30, 2002. The Trust has paid compensation to the Sponsor pursuant to the Sale and Servicing Agreement, a copy of which is included as an exhibit hereto.


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

             99.1   Annual Holders' Tax Statement (filed herein).

             99.2 Annual Independent Accountants' Servicing Report (filed herein).


         The Trust filed a total of twelve reports on Form 8-K during the year covered by this report. Information re such current reports is set forth in the following table:

              Date of Report      Item(s) Reported    Financial Statements Filed
      January 19, 2001                   5,7                     None
      February 21, 2001                  5,7                     None
      March 21, 2001                     5,7                     None
      April 16, 2001                     5,7                     None
      May 17, 2001                       5,7                     None
      June 18, 2001                      5,7                     None
      July 20, 2001                      5,7                     None
      August 20, 2001                    5,7                     None
      September 19, 2001                 5,7                     None
      October 18, 2001                   5,7                     None
      November 19, 2001                  5,7                     None
      December 19, 2001                  5,7                     None

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


CPS AUTO RECEIVABLES TRUST 1998-4 (Issuer with respect to the Notes)


By: CONSUMER PORTFOLIO SERVICES, INC.


By: /s/ DAVID KENNEALLY                                          March 29, 2002
    ----------------------------------------------
    David N. Kenneally
    Sr. Vice President & Chief Financial Officer
    Consumer Portfolio Services, Inc.